Form 10-K
period 2013-12-31
Citigroup Commercial Mortgage Trust 2013-GCJ11
filed 2014-03-31
CIK 1573946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-166711-03

(Commission File Number of issuing entity)

Citigroup Commercial Mortgage Trust 2013-GCJ11

(Exact name of issuing entity as specified in its charter)

333-166711

(Commission File Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Jefferies LoanCore LLC

Citigroup Global Markets Realty Corp.

Goldman Sachs Mortgage Company

Starwood Mortgage Funding I LLC (f/k/a Archetype Mortgage Funding I LLC)

(Exact name of sponsor as specified in its charter)

New York	46-6747620 46-6750088
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISLCOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the Pool Assets for Citigroup Commercial Mortgage Trust 2013-GCJ11 constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entities contemplated by Item 1117 of Regulation AB that would be material to Certificateholders, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the “2013 NTS Assessment”) for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7.

The following material instances of non-compliance have been disclosed by National Tax Search, LLC in the 2013 NTS Assessment (all references to the “Company” and Management” are references to National Tax Search, LLC and its management):

“Material Instances of Noncompliance by the Company

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.”

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[1].

1	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 35.2)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Vice President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[1].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

1	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a split loan structure comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 35.2)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA