Form 10-K
period 2014-12-31
Citigroup Commercial Mortgage Trust 2013-GCJ11
filed 2015-03-31
CIK 1573946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

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

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves as trustee filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Disclosure from U.S. Bank National Association, as Trustee:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[1].

[1]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan under the Series 2013-GC10 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the Empire Hotel & Retail Mortgage Loan under the Series 2013-GC10 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Vice President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[2].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

[2]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan under the Series 2013-GC10 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the Empire Hotel & Retail Mortgage Loan under the Series 2013-GC10 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the National Harbor Mortgage Loan under the Series 2013-GC10 PSA