Form 10-K
period 2015-12-31
Citigroup Commercial Mortgage Trust 2013-GCJ11
filed 2016-03-30
CIK 1573946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-166711-03

(Commission File Number of issuing entity)

0001573946

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2013-GCJ11

(Exact name of issuing entity as specified in its charter)

333-166711

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Jefferies LoanCore LLC

(Central Index Key Number: 0001555524)

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

Starwood Mortgage Funding I LLC (f/k/a Archetype Mortgage Funding I LLC)

(Central Index Key Number: 0001548405)

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

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on April 30, 2013 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[1].

[1]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein)[2].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

[2]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newmark Realty Capital, Inc., as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA