Form 10-K
period 2016-12-31
Citigroup Commercial Mortgage Trust 2013-GCJ11
filed 2017-03-31
CIK 1573946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Central Index Key Number: 0001682511)

(Exact name of sponsor as specified in its charter)

46-6747620
New York	46-6750088
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

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

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. Citibank awaits a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016, and plaintiff filed its reply brief on November 22, 2016. Citibank awaits a decision from the court on the plaintiff’s motion.

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

Item 1123	of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein)[1].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

[1]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, which represented approximately 5.8% and 1.6%, respectively, of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2013, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Citibank, N.A., as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2013 (the “Series 2013-GC10 PSA”), between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, Inc., as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein)[2].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Jefferies LoanCore LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Jefferies LoanCore LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Archetype Mortgage Funding I LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Archetype Mortgage Funding I LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2013, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 30, 2013, and filed by the registrant on April 30, 2013 under Commission File No. 333-166711-03, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

[2]	Each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, which represented approximately 5.8% and 1.6%, respectively, of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and a pari passu companion loan that is held outside the issuing entity. In the case of each of the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan, the subject mortgage loan and the related companion loan are serviced pursuant to the Series 2013-GC10 PSA.

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.1)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.2)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.6)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.1)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.2)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.6)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.5	Servicer compliance statement, LNR Partners, LLC as special servicer for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association as certificate administrator for the Empire Hotel & Retail Mortgage Loan and the National Harbor Mortgage Loan under the Series 2013-GC10 PSA